Form 10-Q/A
period 2013-04-30
Toshoan Holdings, Inc.
filed 2013-09-13
CIK 1567860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-54893

Toshoan Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O Toa Shoko, 1-1-36, Nishiawaji, Higashiyodogawa-ku Osaka 533-0031, Japan	533-0031
(Address of principal executive offices)	(Zip Code)

Gold Eagle Acquisition, Inc.

(Former name, if changed since last report)

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 13, 2013: 20,000,000 shares of common stock.

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended April 30, 2013, as originally filed on June 10, 2013 (the “Report”), is being filed in response to comments received by us from our management to correct inadvertent mathematical inaccuracies in our unaudited financial statements and to assure conformance with ASC 205, Presentation of Financial Statements; ASC 915-205, Development Stage Entities; Regulation S-X Rule 4-01, Form, Order and Terminology; Regulation S-X, Article 8, Financial Statements of Smaller Reporting Companies.

Except to the extent expressly set forth herein, this Amendment speaks as of the original filing date of our Report and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by management. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

TABLE OF CONTENTS

GOLD EAGLE ACQUISITION, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	4

Condensed Balance Sheets at January 31, 2013 and April 30, 2013		4

Condensed Statements of Operations for the Three Months ended April 30, 2013, and for the period from January 24, 2013 (Date of Inception) through April 30, 2013 (unaudited)		5

Condensed Statements of Changes in Stockholder (Deficit) for the Period from January 24, 2013 (Date of Inception) through April 30, 2013		6

Condensed Statements of Cash Flows for the Three Months ended April 30, 2013, and for the Period from January 24, 2013 (Date of Inception) through April 30, 2013 (unaudited)		7

Notes to Unaudited Condensed Financial Statements		8

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	10

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4	CONTROLS AND PROCEDURES.	11

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	11

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4	MINE SAFETY DISCLOSURES	12

ITEM 5	OTHER INFORMATION	12

ITEM 6	EXHIBITS	12

SIGNATURES		12

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

GOLD EAGLE ACQUISITION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	As of April 30, 2013 (unaudited)	As of January 31, 2013 (audited)
ASSETS
Current Assets
Prepaid expenses	$0	$2,000

Total Current Assets	—	2,000

TOTAL ASSETS	$0	$2,000

LIABILITIES & STOCKHOLDER (DEFICIT)
Current Liabilities

Accounts Payable-Related Party	2,244	2,244

Total Current Liabilities	0	2,244

TOTAL LIABILITIES	2,244	2,244

Stockholder (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	—	—

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of April 30, 2013 and January 31, 2013)	2,000	2,000
Deficit accumulated during developmental stage	(4,244)	(2,244

Total Stockholders’ Equity (Deficit)	(2,244)	(244)

TOTAL LIABILITIES & STOCKHOLDER (DEFICIT)	$0	$2,000

See Accompanying Notes to Unaudited Condensed Financial Statements

GOLD EAGLE ACQUISITION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		Three Months Ended April 30, 2012	Three Months Ended April 30, 2013	Period from January 24, 2013 (Date of Inception) through April 30, 2013
Revenues	$		$—	$—

Total Revenues			—	—

General & Administrative Expenses
Organization and related expenses	$		$2,000	$4,244

Total General & Administrative expenses	$		$—	$4,244

Net Loss	$		$(2,000)	$(4,244)

Basic and Diluted Loss Per Share	$		$(0.00)	$(0.00)

Weighted average number of common shares outstanding			20,000,000	5,000,000

See Accompanying Notes to Unaudited Condensed Financial Statements

GOLD EAGLE ACQUISITION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER (DEFICIT)

	Common Stock	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
January 24, 2013 (Inception) — Shares issued for services rendered at $.0001 per share, January 27, 2013	20,000,000	$2,000	$—	$—	$2,000
Net loss for the period from January 24, 2013 through January 31, 2013	—	—	—	(2,244)	(2,244)

Balance January 31, 2013 (audited)	20,000,000	2,000	—	(2,244)	(244)

	Common Stock	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
	—	$—	$—	$—	$—
Net loss for the period from February 1, 2013 through April 30 2013	—	—	—	(2,000)	(2,000)

Balance April 30, 2013 (unaudited)	20,000,000	2,000	—	(4,244)	(2,244)

See Accompanying Notes to Unaudited Condensed Financial Statements

GOLD EAGLE ACQUISITION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Three Months Ended April 30, 2012	For the Three Months Ended April 30, 2013	Period from January 24, 2013 (Date of Inception) through April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$		$(2,000)	$(4,244)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued to Founder for services rendered (value)			—	2,000
Prepaid Expenses	$		$2,000	$0
Accounts Payable-Related Party	$		$—	$2,244
Net cash provided by (used in) operating activities			—	—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$		$—	$—

Income taxes paid	$		$—	$—

See Accompanying Notes to Unaudited Condensed Financial Statements

GOLD EAGLE ACQUISITION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note 2 - Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended January 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended April 30, 2013 are not necessarily indicative of the results for the full fiscal year ending January 31, 2014.

Development stage company.

The Company is a development stage company as defined by ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

SHELL COMPANY STATUS

We are considered a shell company as defined in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act defines a “shell company” as a registrant that has “nominal operations” and “assets consisting solely of cash and cash equivalents and nominal other assets.” Our shell company status prevents investor from reselling our shares under Rule 144(i) unless and until 12 months after we are no longer considered a shell company. We caution investors as to the highly illiquid nature of an investment in our shares.

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

Cash AND CASH equivalents.

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $0 at April 30 and January 31, 2013.

FINANCIAL INSTRUMENTS.

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of April 30, 2013 or January 31, 2013.

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of April 30, 2013.

 RELATED PARTY TRANSACTIONS

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party transactions for the periods ending April 30, 2013 and January 31, 2013 totaled $2,244, and were comprised of accounts payable.

SHARE-BASED EXPENSE

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the three months ended April 30, 2013 and 2012 was $0 and $0, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

NOTE 4—PREPAID EXPENSE

Prepaid expense totaled $0 and $2,000 at April 30, 2013 and January 31, 2013 and consisted solely of prepaid audit fees.

NOTE 5—STOCKHOLDER EQUITY

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

Note 6 – Related-Party Transactions

 Accounts payable

At April 30, 2013 the company had a related-party payable in the amount of $2,244 to its sole officer and shareholder.

Other

We neither rent nor own any properties. Until we pursue a viable business opportunity and recognize income, we will not seek office space. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Note 7 - Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the following have occurred requiring adjustment or disclosure:

On June 20, 2013, Mr. DeNunzio, the sole shareholder of Gold Eagle Acquisition, Inc., entered into and consummated a sale of 20,000,000 shares of our common stock to Hajime Abe. Following the closing of the share purchase transaction, Hajime Abe gained a 100% interest in the issued and outstanding shares of our common stock. Hajime Abe is the controlling shareholder of Toshoan Holdings, Inc., FKA Gold Eagle Acquisition, Inc. Commensurate with the closing, Gold Eagle Acquisition filed with the Delaware Secretary of State, a Certificate of Amendment to change the name of Registrant to Toshoan Holdings, Inc.

On June 20, 2013, Mr. DeNunzio resigned as our President, Secretary, Treasurer and Director. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On June 20, 2013, Mr. Hajime Abe was appointed as Director, President, Secretary and Treasurer.

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

 LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of April 30, 2013 and January 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Material weaknesses noted were: lack of a functioning audit committee; lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; and, management is dominated by a single individual/small group without adequate compensating controls.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls over Financial Reporting

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

Toshoan Holdings, Inc. FKA Gold Eagle Acquisition, Inc.

(Registrant)

By: /s/ Hajime Abe

Hajime Abe, President, Secretary and

Principal Financial Officer

Dated: September 13, 2013