Form 10-Q
period 2013-07-31
Toshoan Holdings, Inc.
filed 2013-09-16
CIK 1567860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 16, 2013: 20,000,000 shares of common stock.

TABLE OF CONTENTS

TOSHOAN HOLDINGS, INC.

FKA GOLD EAGLE ACQUISITION, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	4

Condensed Balance Sheets at January 31, 2013 and July 31, 2013		4

Condensed Statements of Operations for the Three and Six Months ended July 31, 2013, and for the period from January 24, 2013 (Date of Inception) through July 31, 2013 (unaudited)		5

Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Period from January 24, 2013 (Date of Inception) through July 31, 2013		6

Condensed Statements of Cash Flows for the Six Months ended July 31, 2013, and for the Period from January 24, 2013 (Date of Inception) through July 31, 2013 (unaudited)		7

Notes to Condensed Financial Statements		8

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	10

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4	CONTROLS AND PROCEDURES.	11

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	11

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4	MINE SAFETY DISCLOSURES	12

ITEM 5	OTHER INFORMATION	12

ITEM 6	EXHIBITS	12

SIGNATURES		12

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TOSHOAN HOLDINGS, INC.

FKA GOLD EAGLE ACQUISITION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	As of July 31, 2013 (unaudited)	As of January 31, 2013 (audited)
ASSETS
Current Assets
Prepaid expenses	$0	$2,000

Total Current Assets	—	2,000

TOTAL ASSETS	$0	$2,000

LIABILITIES & STOCKHOLDER EQUITY (DEFICIT)
Current Liabilities

Accounts Payable-Related Party	2,438	2,244

Total Current Liabilities	2,438	2,244

TOTAL LIABILITIES	2,438	2,244

Stockholder(Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	—	—

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of July 31, 2013 and January 31, 2013)	2,000	2,000
Deficit accumulated during developmental stage	(4,438)	(2,244)

Total Stockholders’ Equity (Deficit)	(2,438)	(244)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$0	$2,000

See Accompanying Notes to Condensed Unaudited Financial Statements

TOSHOAN HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

FKA GOLD EAGLE ACQUISITION, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		Three Months Ended July 31, 2013	Six Months Ended July 31, 2013	Period from January 24, 2013 (Date of Inception) through July 31, 2013
Revenues		$—	$—	$—

Total Revenues		—	—	—

General & Administrative Expenses
Organization and related expenses		$194	$2,194	$4,438

Total General & Administrative expenses	$		$2,194	$4,438

Net Loss		$(194)	$(2,194)	$(4,438)

Basic and Diluted Loss Per Share		$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding		20,000,000	20,000,000	5,000,000

See Accompanying Notes to Condensed Unaudited Financial Statements

TOSHOAN HOLDINGS, INC.

FKA GOLD EAGLE ACQUISITION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER (DEFICIT)

(UNAUDITED)

	Common Stock	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
January 24, 2013 (Inception) — Shares issued for services rendered at $.0001 per share, January 27, 2013	20,000,000	$2,000	$—	$—	$2,000
Net loss for the period from January 24, 2013 through January 31, 2013	—	—	—	(2,244)	(2,244)

Balance January 31, 2013 (audited)	20,000,000	2,000	—	(2,244)	(244)

	Common Stock	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total

Net loss for the period from February 1, 2013 through July 31 2013	—	—	—	(2,194)	(2,194)

Balance July 31, 2013 (unaudited)	20,000,000	2,000	—	(4,438)	(2,438)

See Accompanying Notes to Condensed Unaudited Financial Statements

TOSHOAN HOLDINGS, INC.

FKA GOLD EAGLE ACQUISITION, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended July 31, 2013	Period from January 24, 2013 (Date of Inception) through July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,194)	$(4,438)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued to Founder for services rendered (value)	—	2,000
Prepaid Expenses	$2,000	$0
Accounts payable-Related Party	$194	$2,438
Net cash provided by (used in) operating activities	—	—

Net increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at the end of period	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

See Accompanying Notes to Condensed Unaudited Financial Statements

TOSHOAN HOLDINGS, INC.

FKA GOLD EAGLE ACQUISITION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

AS OF July 31, 2013

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Toshoan Holdings, Inc. (the “Company”), FKA Gold Eagle Acquisition, Inc., a development stage company, was incorporated under the laws of the State of Delaware on January 24, 2013, with an objective to acquire, or merge with, an operating business. As of July 31, 2013, the Company had not yet commenced any operations.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period from January 24, 2013 (Inception) through the end of its fiscal year January 31, 2012 and notes thereto contained in the Company's interim period report ending July 31, 2013.

The results of operations for the six month period ended July 31, 2013 are not necessarily indicative of the results for the full fiscal year ending January 31, 2014.

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

FISCAL YEAR END.

The Company elected January 31 as its fiscal year ending date.

CASH AND CASH EQUIVALENTS.

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents totaled $0 at July 31, 2013 and January 31, 2013.

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

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

·	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

·	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

·	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

INCOME TAXES.

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of July 31, 2013 or January 31, 2013.

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2013.

RELATED PARTY TRANSACTIONS

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party transactions for the periods ending July 31, 2013 and January 31, 2013 totaled $2,438 and $2,244, and were comprised of accounts payable.

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

Share-based expense for the six months ended July 31, 2013 and 2012 was $0 and $0, respectively.

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

NOTE 4—PREPAID EXPENSE

Prepaid expense totaled $0 and $2,000 at July 31, 2013 and January 31, 2013 and consisted solely of prepaid audit fees.

NOTE 5—STOCKHOLDER’S EQUITY

On June 20, 2013, Jeffrey DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of Gold Eagle Acquisition, Inc. (the “Registrant” or “Company”), entered into a Share Purchase Agreement (the “Agreement”) with Hajime Abe, C/O Toa Shoko, 1-1-36, Nishiawaji, Higashiyodogawa- ku, Osaka 533-0031, Japan. Pursuant to the Agreement, Mr. DeNunzio transferred to Hajime Abe, 20,000,000 shares of our common stock which represents all of our issued and outstanding shares.

Common

The Company has authorized 500,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. There were 20,000,000 and 20,000,000 common shares issued and outstanding at July 31 and January 31,

Preferred

The Company has authorized 20,000,000 common shares with a par value of $0.001 per share.

There were zero preferred shares issued and outstanding at July 31 and January 31, 2013

NOTE 6 – RELATED-PARTY TRANSACTIONS

Accounts payable

At July 31, 2013 the company had a related-party payable in the amount of $2,438 to its former sole officer and shareholder.

Other

We neither rent nor own any properties. Until we pursue a viable business opportunity and recognize income, we will not seek office space. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

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

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business, which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

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

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of July 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of July 31, 2013 and January 31, 2013.

RESULTS OF OPERATIONS

Three months ended July 31, 2013 and 2013

For the three months ended July 31, 2013 our only expense attributable to our net loss is the amendment to change the corporation’s name which was in the amount of $194.

Six months ended July 31, 2013 and 2013

For the six months ended July 31, 2013 our only expense attributable to our net loss is the amendment to change the corporation’s name which was in the amount of $194.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended July 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 20, 2013 Jeffrey DeNunzio sold 20,000,000 shares of common stock to Hajime Abe.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 7, 2013. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended July 31, 2013. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 7, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Toshoan Holdings, Inc.

(Registrant)

By: /s/ Hajime Abe

Hajime Abe, President, Secretary and

Principal Financial Officer

Dated: September 16, 2013