Form 10-Q
period 2013-10-31
Toshoan Holdings, Inc.
filed 2013-12-17
CIK 1567860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

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

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of equity, as of December 16, 2013: 70,000,000 shares of common stock and 1,000,000 shares of preferred stock.

TABLE OF CONTENTS

TOSHOAN HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX

Page
PART I-FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS	4
Condensed Balance Sheets at January 31, 2013 and October 31, 2013 (Unaudited)	4
Condensed Statements of Operations for the Three and Nine Months ended October 31, 2013, and for the period from January 24, 2013 (Date of Inception) through October 31, 2013 (unaudited)	5
Condensed Statements of Cash Flows for the Nine Months ended October 31, 2013, and for the Period from January 24, 2013 (Date of Inception) through October 31, 2013 (unaudited)	6
Notes to Condensed Financial Statements	7
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	8
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9
ITEM 4 CONTROLS AND PROCEDURES.	9

PART II-OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS	9
ITEM 1A RISK FACTORS	9
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9
ITEM 3 DEFAULTS UPON SENIOR SECURITIES	9
ITEM 4 MINE SAFETY DISCLOSURES	10
ITEM 5 OTHER INFORMATION	10
ITEM 6 EXHIBITS	10

SIGNATURES	10

PART I-FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

TOSHOAN HOLDINGS, INC.
FKA GOLD EAGLE ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	October 31, 2013	January 31, 2013

ASSETS
Current Assets
Prepaid expenses	$-	$2,000

TOTAL CURRENT ASSETS	$-	$2,000

TOTAL ASSETS	$-	$2,000

LIABILITIES AND SHAREHOLDER EQUITY
Current Liabilities
Account payables-Related Party	$-	$2,244

TOTAL CURRENT LIABILITIES	$-	$2,244

TOTAL LIABILITIES	$-	$2,244

Stockholders’ Equity (Deficit)
Common stock ($.0001 par value, 500,000,000 shares
authorized, 20,000,000 shares issued and outstanding
as of October 31, 2013 and January 31, 2013)	$2,000	$2,000
Preferred stock ($.0001 par value, 20,000,000 shares
authorized, none issued and outstanding )	$-	$-
Additional paid in capital	2,438	-
Deficit accumulated during the development stage	$(4,438)	$(2,244)

TOTAL SHAREHOLDER EQUITY	$-	$(244)

TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$-	$2,000

The accompanying notes are an integral part of these financial statements

TOSHOAN HOLDINGS, INC.
FKA GOLD EAGLE ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)
			Period from
			January 24, 2013
	Three months	Nine months	(Date of Inception)
	Ended	Ended	through
	October 31, 2013	October 31, 2013	October 31, 2013

Revenues	$-	$-	$-
Cost of revenues	-	-	-

Gross profit	-	-	-

General and Administrative Expenses
Organization and related expenses	$-	$2,194	$4,438

Total Expenses	$-	$2,194	$4,438

NET INCOME (LOSS)	$-	$(2,194)	$(4,438)

WEIGHTED AVERAGE SHARES OUTSTANDING	20,000,000	20,000,000	20,000,000

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

Period from
January 24, 2013
	Nine months	(Date of Inception)
	Ended	through
	October 31, 2013	October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,194)	$(4,438)
Stock issued for services rendered	-	2,000
Prepaid expenses	$2,000	$-
Account payables – related parties	$194	$-

Net cash provided by (used in) operating activities	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by (used in) financing activities	$-	$-

Net Change in Cash and Cash equivalents	$-	$-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Contribution to capital	$2,438	$2,438
SUPPLEMENTAL INFORMATION
Interest paid	-	-
Income taxes paid	-	-

TOSHOAN HOLDINGS, INC.

FKA GOLD EAGLE ACQUISITION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2013

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

Toshoan Holdings, Inc. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on January 24, 2013, with an objective to acquire, or merge with, an operating business. As of October 31, 2013, the Company had not yet commenced any operations.

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period from January 24, 2013 (Inception) through the end of its fiscal year January 31, 2012 and notes thereto contained in the Company's interim period report ending October 31, 2013.

The results of operations for the nine month period ended October 31, 2013 are not necessarily indicative of the results for the full fiscal year ending January 31, 2014.

NOTE 3—GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a development stage company and has no current revenue sources. These conditions create substantial doubt as to the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

Common

The Company has authorized 500,000,000 common shares with a par value of $0.001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. There were 20,000,000 and 20,000,000 common shares issued and outstanding at October 31 and January 31,

Preferred

The Company has authorized 20,000,000 common shares with a par value of $0.001 per share.

There were zero preferred shares issued and outstanding at October 31, 2013 and January 31, 2013

NOTE 5 – RELATED-PARTY TRANSACTIONS

Accounts payable

The company had a related-party payable in the amount of $2,438 that was forgiven by the company’s former sole officer and shareholder and treated as a contribution to capital.

Other

We neither rent nor own any properties. Until we pursue a viable business opportunity and recognize income, we will not seek office space. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

NOTE 6- SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation, the following events should be noted.

On December 2, 2013, the Company issued 1,000,000 shares of restricted Series A preferred stock valued at $100 to Hajime Abe as director’s compensation. Each share of Series A Preferred Stock shall entitle the holder thereof to one hundred (100) votes on all matters upon which the holders of the Common Stock of the Corporation are entitled to vote.

On December 2, 2013, the Company issued 50,000,000 shares of restricted common stock valued at $5,000 to Hajime Abe as director’s compensation at a par value of $.0001 per share.

On December 13, 2013, Mr. Hajime Abe entered into stock purchase agreements with approximately 702 Japanese shareholders. Pursuant to these agreements, Mr. Abe sold 65,738,000 shares of common stock in total to these individuals.  Following the sale of these shares, Mr. Abe remains as the controlling shareholder of the company.

On December 13, 2013, Hajime Abe entered into a Stock Purchase Agreement with TOA Fishery Co., Ltd. Pursuant to the Agreement, Hajime Abe, at the effective date transferred to Toshoan Holdings, Inc., 20 shares of the common stock of TOA Fishery which represents all of its issued and outstanding shares in consideration of 1,000,000 JPY ($10,089 USD). Following the closing of the share purchase transaction on December 13, 2013, Toshoan Holdings, Inc. gained a 100% interest in the issued and outstanding shares of TOA Fishery’s common stock. Toshoan Holdings, Inc. is now the controlling shareholder of TOA Fishery. Hajime Abe controlled both Toshoan Holdings, Inc. and Toa Fishery Co., Ltd. as of the date of merger therefore resulting in the merger being accounted for similar to a Pooling of Interests for combining entities under common control.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of October 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of October 31, 2013 and January 31, 2013.

RESULTS OF OPERATIONS

Three months ended October 31, 2013 and 2013

For the three months ended October 31, 2013 our only expense attributable to our net loss is the amendment to change the corporation’s name which was in the amount of $194.

Nine months ended October 31, 2013 and 2013

For the nine months ended October 31, 2013 our only expense attributable to our net loss is the amendment to change the corporation’s name which was in the amount of $194.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE BOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended October 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 20, 2013 Jeffrey DeNunzio sold 20,000,000 shares of common stock to Hajime Abe.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 7, 2013. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended October 31, 2013. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 7, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Toshoan Holdings, Inc.

(Registrant)

By: /s/ Hajime Abe

Hajime Abe, President, Secretary and

Principal Financial Officer

Dated: December 16, 2013