Form 10-Q
period 2014-04-30
Toshoan Holdings, Inc.
filed 2014-06-03
CIK 1567860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-54893

Toshoan Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1778735
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1-1-36, Nishiawaji, Higashiyadogawa-ku Osaka, Japan	533-0031 (Zip Code)
(Address of Principal Executive Offices)

  Issuer's telephone number: +81-6-6325-5035

Fax number: +81-6325-5037

Email: info@toa-group.asia

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

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of June 3, 2014, there were approximately 70,000,000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding.

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	F1
CONDENSED Balance Sheets AT APRIL 30, 2014 (UNAUDITED) AND jANUARY 31, 2014		F2
cONDENSED Statements of Operations FOR THE THREE MONTHS ENDED APRIL 30, 2014 AND 2013 AND FOR THE PERIOD FROM JANUARY 24, 2014 (DATE OF INCEPTION) THROUGH APRIL 30, 2014 (UNAUDITED)		F3
CONDENSED Statements of Cash Flows FOR THE THREE MONTHS ENDED APRIL 30, 2014 AND 2013 AND FOR THE PERIOD FROM JANAURY 24, 2014 (DATE OF INCEPTION) THROUGH APRIL 30, 2014 (UNAUDITED)		F4
Notes to CONDENSED UNAUDITED Financial Statements		F5

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	3
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 4	CONTROLS AND PROCEDURES.	4

PART II-OTHER INFORMATION
ITEM 1	LEGAL PROCEEDING	5
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5
ITEM 4	REMOVED AND RESERVED	5
ITEM 5	OTHER INFORMATION	5
ITEM 6	EXHIBITS	5

SIGNATURES		6

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Balance Sheets	F2

Statements of Operations	F3

Statements of Cash Flows	F4

Notes to Financial Statements	F5

-F1-

TOSHOAN HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	April 30, 2014	January 31, 2014

ASSETS
Current Assets
Trade receivables - Related party	$21,126	$-
TOTAL CURRENT ASSETS	$21,126	$-

TOTAL ASSETS	$21,126	$-

LIABILITIES AND SHAREHOLDER EQUITY
Current Liabilities
Trade Payables - Related party	$15,845	$-
Accrued expenses	$-	$4,672
Account payables - Related Party	$46,129	$29,815
TOTAL CURRENT LIABILITIES	$61,974	$34,487

TOTAL LIABILITIES	$61,974	$34,487

Shareholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized,
1,000,000 share and none issued and outstanding
as of April 30, 2014 and January 31, 2014)	$100	$100
Common stock ($.0001 par value, 500,000,000 shares authorized,
70,000,000 shares and 20,000,000 shares issued and outstanding
as of April 30, 2014 and January 31, 2014)	$7,000	$7,000
Additional paid-in capital	$2,438	$2,438
Subscriptions receivables	$(2,505)	$(2,676)
Deficit accumulated during the development stage	$(48,841)	$(42,284)
Accumulated other comprehensive income
Foreign currency translation	$960	$935

TOTAL SHAREHOLDERS' EQUITY	$(40,848)	$(34,487)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,126	$-

The accompanying notes are an integral part of these unaudited financial statements

-F2-

TOSHOAN HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

			Period from
			January 24, 2013
	Three months	Three months	(Date of Inception)
	Ended	Ended	through
	April 30, 2014	April 30, 2013	April 30, 2014

Revenues - Related party	$21,110	$-	$28,614
Cost of revenues - Related party	15,833	-	21,605

Gross profit	$5,277	$-	$7,009

General and Administrative Expenses
Director's compensation	$-	$-	$5,100
General and administrative expenses	11,834	2,000	50,750

Total Expenses	$11,834	2,000	55,850

NET INCOME (LOSS) BEFORE TAXES	$(6,557)	$(2,000)	$(48,841)

Income Tax Expenses	$-	$-	$-

NET INCOME (LOSS)	$(6,557)	$(2,000)	$(48,841)

OTHER COMHREHENSIVE INCOME
Foreign currency translation adjustment	$25	$-	$960

TOTAL COMPREHENSIVE INCOME (LOSS)	$(6,532)	$(2,000)	$(47,881)

WEIGHTED AVERAGE SHARES OUTSTANDING	70,000,000	20,000,000

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements

-F3-

TOSHOAN HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
			Period from
			January 24, 2013
	Three months	Three months	(Date of Inception)
	Ended	Ended	through
	April 30, 2014	April 30, 2013	April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,557)	$(2,000)	$(48,841)
Trade receivables - Related party	(21,126)	-	(21,126)
Trade payables - Related party	15,845	-	15,845
Prepaid Expenses	-	2,000	-
Accrued expenses	(4,672)	-	-
Stock issued for services rendered	-	-	7,100
Net cash provided by (used in) operating activities	$(16,510)	$-	$(47,022)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	$16,314	$-	$45,891
Decrease (increase) of Subscription receivables	171	-	171
Net cash provided by (used in) financing activities	$16,485	-	46,062

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	$-	$-	$-

Net effect of exchange rate changes on cash	$25	$-	$960
Net Change in Cash and Cash equivalents	-	-	-
Cash and cash equivalents - beginning of period	-	-	-
Cash and cash equivalents - end of period	-	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Subscription receivables	$-	-	2,676
Contribution to capital by related party for write-off of accounts payable	-	-	2,438

SUPPLEMENTAL INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these unaudited financial statements.

-F4-

TOSHOAN HOLDINGS, INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

AS OF APRIL 30, 2014

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Toshoan Holdings, Inc. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on January 24, 2013, with an objective to acquire, or merge with, an operating business. As of October 31, 2013, the Company had not yet commenced any operations.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Toshoan Holdings, Inc. (the “Company” ) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended January 31, 2014.

The results of operations for the three month period ended April 30, 2014 are not necessarily indicative of the results for the full fiscal year ending January 31, 2015.

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a development stage company and has few current revenue sources. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - RELATED-PARTY TRANSACTIONS

At April 30, 2014 the Company owed a related party in the amount of $46,129 to Hajime Abe, sole director.

At April 30, 2014, the Company has $15,845 of related party trade payable due to Tsukiji Toa Suisan Co., Ltd. for the amount of cost of goods sold. Hajime Abe is a shareholder of Tsukiji Toa Suisan Co., Ltd..

At April 30, 2014, the Company has $21,126 of related party trade payable due to Toshoan Restaurant for the amount of cost of goods sold. Hajime Abe is owner of Toshoan Restaurant.

NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

-F5-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our cash balance is $0 as of April 30, 2014. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Hajime Abe, our president and director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Hajime Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require a minimum of $1,000,000 of funding. Being a development stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

We are a development stage company and have generated few revenue to date.

If we do not receive any proceeds in the foreseeable future or the minimum amount of $1,000,000 that we require to operate for the next 12 months, Hajime Abe has informally agreed to advance us funds, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

As of April 30, 2014, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2014, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses. Inasmuch as we only have one individuals serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review, resulting in several audit adjustments related to derivative accounting, accounting of the Company’s convertible debt instruments, and write-off of assets. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

This quarterly report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 18, 2013 Jeffrey DeNunzio sold 20,000,000 shares of common stock to Hajime Abe.

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

On December 11, 2013, Mr. Hajime Abe entered into stock purchase agreements with approximately 707 Japanese shareholders. Pursuant to these agreements, Mr. Abe sold 66,148,000 shares of common stock in the company to these individuals and received $6,615 as aggregate consideration.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation. (1)
3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended March 31, 2014. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on November 7, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Toshoan Holdings Inc.

(Registrant)

By: /s/ Hajime Abe

Hajime Abe, President, Secretary and

Principal Financial Officer

Dated: June 3, 2014