Form 10-Q
period 2014-07-31
Toshoan Holdings, Inc.
filed 2014-08-25
CIK 1567860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

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

As of August 25, 2014, there were approximately 70,000,000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TOSHOAN HOLDINGS, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets	F2

Statements of Operations	F3

Statements of Cash Flows	F4

Notes to Financial Statements	F5

-F1-

TOSHOAN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	July 31, 2014	January 31, 2014

ASSETS
Current Assets
Inventories	$29,186	$-
Trade receivables - Related party	$21,014	$-

TOTAL CURRENT ASSETS	$50,200	$-

TOTAL ASSETS	$50,200	$-

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
Trade Payables - Related party	$44,946	$-
Accrued expenses	$-	$4,672
Account payables - Related Party	$48,958	$29,815

TOTAL CURRENT LIABILITIES	$93,904	$34,487

TOTAL LIABILITIES	$93,904	$34,487

Shareholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized,
1,000,000 share and none issued and outstanding
as of January 31, 2014 and January 31, 2013)	$100	$100
Common stock ($.0001 par value, 500,000,000 shares authorized,
70,000,000 shares and 20,000,000 shares issued and outstanding
as of January 31, 2014 and January 31, 2013)	$7,000	$7,000
Additional paid-in capital	$2,438	$2,438
Subscriptions receivables	$(2,505)	$(2,676)
Accumulated deficit	$(51,930)	$(42,284)
Accumulated other comprehensive income
Foreign currency translation	$1,193	$935

TOTAL SHAREHOLDERS' EQUITY	$(43,704)	$(34,487)

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$50,200	$-

The accompanying notes are an integral part of these consolidated financial statements

-F2-

TOSHOAN HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013

Revenues - Related party	$-	$-	21,110	$-
Cost of revenues - Related party	-	-	15,833	-

Gross profit	-	$-	5,277	$-

General and Administrative Expenses
Director's compensation	$-	$-	-	$-
General and administrative expenses	3,089	194	14,923	2,194

Total Expenses	$3,089	$194	14,923	2,194

NET INCOME (LOSS) BEFORE TAXES	$(3,089)	$(194)	(9,646)	$(2,194)

Income Tax Expenses	$-	$-	-	$-

NET INCOME (LOSS)	$(3,089)	$(194)	(9,646)	$(2,194)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$233		$258	$-

TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,856)	$(194)	(9,388)	$(2,194)

WEIGHTED AVERAGE SHARES OUTSTANDING	70,000,000	20,000,000	70,000,000	20,000,000

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)	(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

-F3-

TOSHOAN HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six months	Six months
	Ended	Ended
	July 31, 2014	July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,646)	$(2,194)
Inventories	(29,186)	-
Changes in Operating Assets and Liabilities:
Trade receivables - Related party	(21,014)	-
Prepaid Expenses	-	2,000
Trade payables - Related party	44,946	-
Accrued expenses	(4,672)	-

Net cash provided by (used in) operating activities	$(19,572)	$(194)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	$19,143	$194
Decrease (increase) of Subscription receivables	171

Net cash provided by (used in) financing activities	$19,314	194

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	$-	$-

Net effect of exchange rate changes on cash	$258	$-
Net Change in Cash and Cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	-	-

The accompanying notes are an integral part of these consolidated financial statements.

-F4-

TOSHOAN HOLDINGS, INC

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

AS OF JULY 31, 2014

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Toshoan Holdings, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on January 24, 2013. As of July 31, 2014 the Company conducts a trading business through TOA FISHERY CO., LTD., a Japanese Corporation (“TOA Fishery”), which is our wholly owned subsidiary. Our business is engaged in a range of global business activities including the worldwide trading of food products.

TOA Fishery is a company engaged in the worldwide trading of seafood products. Currently, TOA Fishery concentrates their business activities on the importation and sale of tuna which are referred to as “maguro” in the country of Japan.

The accompanying unaudited condensed financial statements of Toshoan Holdings, Inc. (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended January 31, 2014.

The results of operations for the three and six month period ended July 31, 2014 are not necessarily indicative of the results for the full fiscal year ending January 31, 2015.

In the quarter ended July 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

At July 31, 2014, the Company owed a related party in the amount of $48,958 to Hajime Abe, sole director, for  payment  of the Company’s  expenses.

At July 31, 2014, the Company has $44,946 of related party trade payable due to Tsukiji Toa Suisan Co., Ltd. for the amount of cost of goods sold. Hajime Abe is a shareholder of Tsukiji Toa Suisan Co., Ltd.

During the six months ended July 31, 2014, the Company had $21,110 in revenue from related party of which $21,014 is included in  related party trade receivable due from Toshoan Restaurant. Hajime Abe is owner of Toshoan Restaurant.

NOTE 4 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

-F5-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our cash balance is $0 as of July 31, 2014. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Hajime Abe, our president and director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Hajime Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require a minimum of $1,000,000 of funding. Being a development stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

We are a development stage company and have generated only little revenue to date.

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

As of July 31, 2014, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2014, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses. Inasmuch as we only have one individuals serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review, resulting in several audit adjustments related to derivative accounting, accounting of the Company’s convertible debt instruments, and write-off of assets. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended July 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation. (1)
3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended July 31, 2014. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 7, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Toshoan Holdings Inc.

(Registrant)

By: /s/ Hajime Abe

Hajime Abe, President, Secretary and

Principal Financial Officer

Dated: August 25, 2014