Form 10-K
period 2015-01-31
Toshoan Holdings, Inc.
filed 2015-05-01
CIK 1567860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JANUARY 31, 2015

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of May 1, 2015 was approximately $6,615 based on a par value of .0001 per share of common stock. As of May 1, 2015, there were approximately 70,000,000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding. Our common stock is not listed on any trading exchange.

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

TOSHOAN HOLDINGS, INC.

PART I

Item 1. Business.

Toshoan Holdings, Inc., a Delaware corporation (“the Company”), was incorporated under the laws of the State of Delaware on January 24, 2013, with an objective to acquire, or merge with, an operating business.

On December 13, 2013, Toshoan Holdings, Inc., entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Hajime Abe, our President, and sole Director. Pursuant to the Agreement, Hajime Abe transferred to Toshoan Holdings, Inc., 20 shares of the common stock of TOA Fishery Co., Ltd., a Japanese corporation (“TOA Fishery”), which represents all of its issued and outstanding shares in consideration of 1,000,000 JPY ($10,089 USD). Following the effective date of the share purchase transaction on December 13, 2013, Toshoan Holdings, Inc. gained a 100% interest in the issued and outstanding shares of TOA Fishery’s common stock and TOA Fishery became a wholly owned subsidiary of Toshoan Holdings.

Currently, the Company conducts a trade business through its wholly owned subsidiary TOA Fishery Co. Ltd., a Japan Corporation. TOA Fishery is primarily engaged in the worldwide trading of food products, in particular tuna.

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

On December 13, 2013, Toshoan Holdings, Inc. entered into a Stock Purchase Agreement with Hajime Abe. Pursuant to the Agreement, Hajime Abe, at the effective date transferred to Toshoan Holdings, Inc., 20 shares of the common stock of TOA Fishery which represents all of its issued and outstanding shares in consideration of 1,000,000 JPY ($10,089 USD). Following the closing of the share purchase transaction on December 13, 2013, Toshoan Holdings, Inc. gained a 100% interest in the issued and outstanding shares of TOA Fishery’s common stock. Toshoan Holdings, Inc. is the controlling shareholder of TOA Fishery.

On September 25, 2014, it was unanimously agreed by the Board of Directors and majority vote of shareholders that Mr. Hajime Abe would resign as the Secretary of the Corporation. It was also unanimously agreed that following such resignation, Mr. Shunji Fukumoto be appointed Secretary of the Corporation. Mr. Fukumoto is now the Secretary of the Corporation.

On October 16, 2014, it was unanimously agreed by the Board of Directors and majority vote of shareholders that Mr. Hajime Abe would resign as the Chief Financial Officer of the Corporation. It was also unanimously agreed that following such resignation, Mr. Shunji Fukumoto be appointed Chief Financial Officer of the Corporation. Mr. Fukumoto is now the Chief Financial Officer in addition to being the Secretary of the Company.

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

As of April 3, 2014, Tsukiji owns two tuna fishing boats that are used to carry out fishing operations in the Pacific Ocean. Both fishing boats are anchored at Port Authority of Guam whose address is 1026 Cabras Highway, Suite 201 Piti, Guam 96915. After the catch is completed the tuna are unloaded at the same port.

Tsukiji’s current fishing area is in the Pacific Ocean. Each fishing expedition lasts about two weeks, therefore each of Tsukiji’s fishing boats can make two fishing expeditions each month. Currently, both fishing boats catch about 9 tons of tuna each trip they make out into open waters. Below is a diagram of the fishing area where the tuna are caught.

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

* The figures represented immediately following are solely estimated potential.  Additionally, these figures only represent estimates regarding our possible catch, pricing, and profit.

Catch of Tsukiji TOA			Prices		Profit Plan
Tuna catch per month per boat	# of boats	Tuna catch per month	Purchase price per kg	Sales price per kg	Revenues per month	Cost of revenues per month	Gross profit per month
ton		ton	JPY	JPY	JPY	JPY	JPY
14.7	2	29.4	800	1,200	35,280,000	23,520,000	11,760,000
			about	about	about	about	about
			US$6.78	US$10.17	US$298,983	US$199,322	US$99,661

* USD to JPY Exchange Rate: 118.00

As of January 31, 2015, Tsukiji has 2 fishing boats and the potential catch per boat is 14.7 tons per month. Tsukiji’s catch of tuna per month is estimated at 29.4 tons.

-Tsukiji’s historical average catch per boat per sailing is about 9.8 tons.

- The average period of travel during each catch for each tuna boat is about 20 days.

TOA Fishery purchases its products from Tsukiji at a price of JPY 800 per kilogram of tuna, and resells the products to sea food wholesalers across the country of Japan at a price of JPY 1,200. The currency conversions are displayed above to US dollars.

- The average trading price of tuna per kilogram in Tokyo in 2013 was JPY 1,262.

- TOA Fishery’s mark-up is 50%.

TOA Fishery’s potential revenue per month is estimated at JPY 35,280,000 (JPY 1,200 * 29,400 kg) and their potential cost of revenues per month are estimated at JPY 23,520,000 (JPY 800 * 29,400 kg).

*As of January 31, 2015, our revenues and cost of revenues were generated only by related parties and we have not made any revenues from wholesalers.

Competition

The industry in which TOA Fishery competes is highly competitive. Our main competitors are trade companies and also fishing companies all over the world. Moreover, all of our potential business partners, for supply of products and services could also be competitors. To ensure our competitiveness, we strive to continue to successfully acquire new customers and meet the changing needs of our customers and suppliers.

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

TOA Fishery and Toshoan Holdings, Inc. will need to raise additional funding to complete the Plan of Operations set forth above. Currently, both entities only have enough cash on hand to pay for current level of day-to-day operations.

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

Employees

As of January 31, 2015, we have one full time employee, Mr. Hajime Abe, our CEO and director and five part time employees. One of these part time employees is our Secretary and Chief Financial Officer Shunji Fukumoto.

Currently, Mr. Abe has the flexibility to work on our business up to 25 to 30 hours per week, but is prepared to devote more time if necessary.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole director and officers.

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

The Company, being a Growth Stage Company has generated only little revenues since our inception in January 2013.

We are a growth stage company. Our ability to continue as a going concern is dependent upon our ability to commence a commercially viable operation and to achieve further profitability. Since our inception in January 2013, we have generated only small amounts of revenues, and currently have only limited operations, as we are presently in the planning stage of our business development as an exploration stage company. These factors raise substantial doubt about our ability to continue as a going concern. We may not be able to generate further revenues in the future and as a result the value of our common stock may become worthless. There are no assurances that we will be successful in raising additional capital or successfully developing and commercializing our products and become profitable.

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

The recent global economic crisis has caused disruption and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of consumer spending. These macroeconomic developments may affect our business, operating results or financial condition in a number of ways. For example, our potential customers may never start spending with us, may have difficulty paying us or may delay paying us for previously purchased services. A slow or uneven pace of economic recovery would negatively affect our ability to start our distribution business and obtain financing.

Because we will obtain our sea food products from a company other than our own, a disruption in the delivery of products may have a greater effect on us than on our competitors.

We have and will continue to purchase our tuna products from Tsukiji TOA Suisan Co., Ltd. Deliveries of our tuna products that we first purchase from “Tsukiji” may be disrupted through factors such as:

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

Currently, we rely heavily on the existence of Tsukiji TOA Suisan Co., Ltd. as they are our exclusive supplier of tuna. Any financial or legal issues faced by Tsukiji may greatly impact our business and cause a loss or complete loss in your investment.

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

Our customers do not have any legally binding agreements with us for the future purchase of tuna. All of our orders with our current customers that we have in place are the result of recurring orders, or “orders that have been placed on a single shipment basis”, meaning a one time shipment. If for whatever reason we are late in delivering goods, do not deliver high quality goods, or our competitors offer lower prices for tuna, we may lose the customers that we have and our profits will be negatively affected. This could lead to a loss in your investment.

We operate in a highly competitive environment, and if we are unable to compete with our competitors, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

We operate in a highly competitive environment. Our competition includes small, medium, and large scale sea food distributors, many of which may distribute similar seafood products or the same products at competitive prices. A highly competitive environment could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

Our future success is dependent, in part, on the performance and continued service of Hajime Abe, our President and CEO. Without his continued service, we may be forced to interrupt or eventually cease our operations.

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

Hajime Abe, our president and director, currently devotes approximately twenty hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Hajime Abe to our company could negatively impact the development and implementation of our business. The other businesses which Hajime Abe conducts and operates are not in the food distribution industry. Unless the other business interests of which Mr. Hajime Abe is associated with expanded their businesses to include food distribution, in particular of tuna fish, they could then become a competitor to the Company. As it stands today however, these other businesses do not compete with the Company regarding food distribution of tuna or have any intentions of doing so. Other business interests however, of Tsukiji TOA Suisan Co. Ltd. and Toshoan Restaurant, may in fact affect our own business’s operating results. Currently, Tsukiji TOA Suisan Co., Ltd. is our supplier of tuna fish, and Toshoan Restaurant is our main customer. If either of these factors changed or the supply and demand of tuna changed it could negatively affect our business.

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

Our success will depend in large part in our success in achieving several important steps in the implementation of our business plan, including the following: acquiring business information, development of clients, development of more suppliers, implementing order processing and customer service capabilities, and management of business process. If we are not successful, we will not be able to fully implement or expand our business plan.

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

Our current Chief Executive Officer and President, Hajime Abe, beneficially owns approximately or has the right to vote on 61.3% of our outstanding common stock and preferred stock in total. As a result, he will have the ability to control substantially all matters submitted to our stockholders for approval including:

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

The Company is currently in the exploration stage, with only limited operations, and has generated only minimal revenue since inception in January 2013. The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources. Moving forward, the Company's systems, procedures or controls may not be adequate to support the Company's operations and/or the Company may be unable to achieve the rapid execution necessary to successfully implement its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its operations, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

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

Our Executive Officers and Directors lack experience in and with the reporting and disclosure obligations of publicly-traded companies.

While we rely heavily on Hajime Abe, he lacks experience in and with the reporting and disclosure obligations of publicly-traded companies and with serving as an officer or Director of a publicly-traded company. Our CFO Shunji Fukumoto also lacks experience in and with the reporting and disclosure obligations of publicly traded-companies and with serving as an officer of a publicly traded company. Such lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders. Consequently, our operations, future earnings and ultimate financial success could suffer irreparable harm due to our officers and directors ultimate lack of experience with publicly-traded companies and their reporting requirements in general. Additionally, due to the fact that all of our officers and Directors are currently located in Japan; having employment outside of the Company; and lacking experience with companies in our industry, we may be unable to successfully implement our business plan, and/or manage our future growth if any. Our officers and Directors do not currently believe that their outside employment affects the day to day operations of the Company. While the Company believes that the time and resources that our officers and Directors are able to provide to the Company, and/or which they may be willing to provide to us in the future, as well as our outside consultants are adequate to support the Company’s business plan, our operations and growth (if any) may be adversely affected by the fact that our officers and Directors are located in another country, only being able to provide a limited number of hours of service to the Company per week and/or their outside employment.

Risks Relating to the Company’s Securities

We may never have a public market for our common stock or may never trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our securities. Our shares are not and have not been listed or quoted on any exchange or quotation system.

In order for our shares to be quoted, a market maker must agree to file the necessary documents with the National Association of Securities Dealers, which operates the OTCBB and OTCQB. In addition, it is possible that such application for quotation may not be approved and even if approved it is possible that a regular trading market will not develop or that if it did develop, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

We may in the future issue additional shares of our common stock, which may have a dilutive effect on our stockholders.

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock, of which 70,000,000 shares are issued and outstanding as of the date of this report. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of January 31, 2015 we do not own any properties, or have any outstanding leases.

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

Stockholders of Our Common Shares

As of January 31, 2015, we had 70,000,000 shares of our common stock issued and outstanding.

Stockholders of Our Preferred Shares

As of January 31, 2015, we had 1,000,000 shares of our common stock issued and outstanding.

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

Item 6. Selected Financial Data.

The tables and information below are derived from our financial statements for the past two fiscal years ending January 31st.

Financial condition – Consolidated base

	As of	As of
	January 31, 2015	January 31, 2014
TOTAL ASSETS	$-	$-
Trade Payables - Related party	$39,339	$-
Accrued expense	$11,652	$34,487
Loan from director	$53,597	$29,815
TOTAL LIABILITIES	$104,588	$34,487
Common stock	$7,000	$7,000
Preferred Stock	$100	$100
Additional paid-in capital	$2,610	$2,438
Subscription receivable	$(2,676)	$(2,676)
Accumulated deficit	$(118,323)	$(42,285)
Foreign currency translation adjustment	$6,701	$935
TOTAL SHAREHOLDER EQUITY	$(104,588)	$(34,487)
TOTAL LIABILITIES AND SHAREHOLDER EQUITY	$-	$-

Statement of operations

	Year	Year
	Ended	Ended
	January 31, 2015	January 31, 2014

Revenues - Related party	$-	$7,504
Cost of revenues - Related party	$43,300	$5,772
Gross profit	$(43,300)	$1,732
Expenses	$32,739	$41,772
NET INCOME (LOSS)	$(76,039)	$(40,040)
NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the fiscal year ended January 31, 2015, the Company had revenues of $0, cost of revenues of $43,300, expenses of $32,739 and net loss of $76,039 as compared to revenues of $7,504, cost of revenues of $5,772, expenses of $41,772 and net loss of $40,040 for the fiscal year ended January 31, 2014. As of January 31, 2015, the Company has total assets of $0 and shareholders’ deficit of $104,588 as compared to total assets of $0 and shareholders’ deficit of $34,487 as of January 31, 2014. All of revenues and cost of revenues were generated from the transactions with the related parties. During the period ended January 31, 2015, the Company sold products in the amount of $51,172 to the related party but it will not be recorded as revenue until collection occurs.

The previous change in revenue, cost of revenues, expenses, and net loss is attributed to the fact that the Company has experienced dissimilar costs and revenues associated with carrying out its operations for the past fiscal year compared to previous fiscal year. For the period ending January 31, 2015 the Company purchased tuna in the amount of $51,172 (5,460,000 JPY) from Tsukiji TOA Suisan Co., Ltd. and resold the product to Toshoan Restaurant at $43,300 (4,620,000 JPY).

As of January 31, 2014 the company had a related-party payable in the amount of $29,815 to its sole officer and director.

During the period ended January 31, 2014, the Company purchased products in the amount of $5,772 from TOA Tsukiji Suisan Co., Ltd, a Japan Corporation (“TOA Tsukiji”) which Hajime Abe was the beneficial shareholder. During the period ended January 31, 2014, the Company sold products in the amount of $7,504 to Toshoan Restaurant which Hajime Abe was the beneficial owner.

As of January 31, 2015, the Company had trade payables of $39,339 from TOA Tsukiji.

As of January 31, 2015 the company had a related-party payable in the amount of $53,597 to its CEO and director. The loan payable is due on demand and non-interest bearing.

During the period ended January 31, 2015, the Company purchased products in the amount of $43,300 from TOA Tsukiji.

During the period ended January 31, 2015, the Company sold products in the amount of $51,172 to Toshoan Restaurant which will be recognized once collected.

As of July 31, 2014, the Company had no off-balance sheet arrangements.

Our cash balance is $0 as of January 31, 2015. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Hajime Abe, our president and director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Hajime Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. There is also no guarantee that Hajime Abe will loan the Company any such funds. Mr. Abe has indicated no maximum amount of funds that he would be willing to loan to the company.

We are a growth company and have generated only little revenue to date. Long term financing beyond the maximum aggregate amount of this offering will be required to fully implement our business plan. The exact amount of funding will depend on funding required for full implementation of our business plan. Our expansion may include expanding our office facilities, hiring sales personnel and expanding into other geographical areas. We do not currently have plans for our expansion, and have not yet decided on the scale of our expansion if we decided to do so and on the exact amount of funding needed for our long term financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

TOSHOAN HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations and Comprehensive Income (Loss)	F4

Consolidated Statements of Stockholders’ Deficit	F5

Consolidated Statements of Cash Flows	F6

Notes to Consolidated Financial Statements	F7

-F1-

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Toshoan Holdings, Inc.

Osaka, Japan

We have audited the accompanying consolidated balance sheets of Toshoan Holdings, Inc. and its subsidiary (collectively, the “Company”) as of January 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Toshoan Holdings, Inc. and its subsidiary as of January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Toshoan Holdings, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

May 1, 2015

-F2-

TOSHOAN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

		As of January 31, 2015	As of January 31, 2014

ASSETS

TOTAL ASSETS		$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Trade Payables - Related party		$39,339	$-
Accrued expenses		$10,515	$4,672
Tax Payables		$1,137	$-
Loan from director		$53,597	$29,815

TOTAL CURRENT LIABILITIES		$104,588	$34,487

TOTAL LIABILITIES		$104,588	$34,487

Shareholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized,
1,000,000 shares issued and outstanding
as of January 31, 2015 and January 31, 2014)		$100	$100
Common stock ($.0001 par value, 500,000,000 shares authorized,
70,000,000 shares issued and outstanding
as of January 31, 2015 and January 31, 2014)		$7,000	$7,000
Additional paid-in capital		$2,610	$2,438
Subscriptions receivables		$(2,676)	$(2,676)
Accumulated deficit		$(118,323)	$(42,284)
Accumulated other comprehensive income
Foreign currency translation		$6,701	$935

TOTAL SHAREHOLDERS' EQUITY		$(104,588)	$(34,487)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$		$-

The accompanying notes are an integral part of these consolidated financial statements

-F3-

TOSHOAN HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended
	January 31, 2015	January 31, 2014

Revenues - Related party	$-	$7,504
Cost of revenues - Related party	43,300	5,772

Gross profit	$(43,300)	$1,732

General and Administrative Expenses
Director's compensation	$-	$5,100
General and administrative expenses	32,739	36,672

Total Expenses	$32,739	41,772

NET INCOME (LOSS) BEFORE TAXES	$(76,039)	$(40,040)

NET INCOME (LOSS)	$(76,039)	$(40,040)

OTHER COMHREHENSIVE INCOME
Foreign currency translation adjustment	$5,766	$935

TOTAL COMPREHENSIVE INCOME (LOSS)	$(70,273)	$(39,105)

WEIGHTED AVERAGE SHARES OUTSTANDING	70,000,000	28,349,250

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

-F4-

TOSHOAN HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDER EQUITY (DEFICIT)

					ADDITIONAL			OTHER
	COMMON STOCK		PREFERRED STOCK		PAID IN	SUBSCRIPTION	EARNINGS	COMPREHENSIVE
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	RECEIVABLES	(DEFICIT)	INCOME	TOTALS

Balance - January 31, 2013	20,000,000	$2,000	-	$-	$-	$-	$(2,244)	$-	$(244)
Contribution to capital by related party for write-off of accounts payable					2,438				2,438
Shares issued for director's compensation, December 2, 2013			1,000,000	100					100
Shares issued for director's compensation, December 2, 2013	50,000,000	5,000							5,000
Acquisition of TOA Fishery Co., Ltd., December 13, 2013						(2,676)			(2,676)
Net loss for the period from February 1, 2013 through January 31, 2014							(40,040)		(40,040)
Foreign currency translation adjustment								935	935

Balance – January 31, 2014	70,000,000	$7,000	1,000,000	$100	$2,438	$(2,676)	$(42,284)	$935	$(34,487)
Net loss for the period from February 1, 2014 through January 31, 2015							(76,039)		(76,039)
Capital Contribution					172				172
Foreign currency translation adjustment								5,766	5,766

Balance – January 31, 2015	70,000,000	$7,000	1,000,000	$100	$2,610	$(2,676)	$(118,323)	$6,701	$(104,588)

The accompanying notes are an integral part of these consolidated financial statements

-F5-

TOSHOAN HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	January 31, 2015	January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(76,039)	$(40,040)

Changes in operating assets and liabilities:

Prepaid Expenses	-	2,000
Trade payables - Related party	39,339	-
Accrued expenses	5,843	4,672
Tax payables	1,137	-
Stock issued for services rendered	-	5,100

Net cash used in operating activities	$(29,720)	$(28,268)

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital	172	-
Loan from Director	$23,782	$27,333

Net cash provided by financing activities	$23,954	27,333

Net effect of exchange rate changes on cash	$5,766	$935
Net Change in Cash and Cash equivalents	-	(935)
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Subscription receivables	$-	2,676
Contribution to capital by related party for write-off of accounts payable	-	2,438

SUPPLEMENTAL INFORMATION
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements

-F6-

TOSHOAN HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Toshoan Holdings, Inc. (the “Company”), a growth company, was incorporated under the laws of the State of Delaware on January 24, 2013, with an objective to acquire, or merge with, an operating business. As of January 31, 2015, the Company conducts a trading business through TOA FISHERY CO., LTD., a Japan Corporation (“TOA Fishery”), which is our wholly owned subsidiary. Our business is engaged in a range of global business activities including the worldwide trading of food products, in particular tuna.

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

On December 13, 2013, Toshoan Holdings, Inc. entered into a Stock Purchase Agreement with Hajime Abe. Pursuant to the Agreement, Hajime Abe, at the effective date transferred to Toshoan Holdings, Inc., 20 shares of the common stock of TOA Fishery which represents all of its issued and outstanding shares in consideration of 1,000,000 JPY ($10,089 USD). Following the closing of the share purchase transaction on December 13, 2013, Toshoan Holdings, Inc. gained a 100% interest in the issued and outstanding shares of TOA Fishery’s common stock. Toshoan Holdings, Inc. is now the controlling shareholder of TOA Fishery. Hajime Abe controlled both Toshoan Holdings, Inc. and TOA Fishery Co., Ltd. as of the date of merger therefore resulting in the merger being accounted for similar to a Pooling of Interests for combining entities under common control. At the date of acquisition TOA Fishery Co, Ltd. had no assets and no liabilities, and $2,676 in subscription receivables from Hajime Abe for his founders shares of TOA Fishery. Toshoan Holdings and TOA Fishery have been combined since the inception of TOA Fishery which was October 31, 2013.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of TOA Fishery Co., Ltd.  Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

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

The carrying amounts of the Company's financial assets and liabilities, such as accrued expenses approximate its fair values because of the short maturity of this instrument. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at January 31, 2015, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from July 22, 2013 (inception) through end of fiscal year January 31, 2015.

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

Income taxes

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

For the year ended January 31, 2015, the Company did not have any interest and penalties associated with tax positions. As of January 31, 2015, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. For the year ended January 31, 2015, the Company filed and cleared a 2013 tax return with the tax authority in the PRC.

Enterprise income tax in Japan is generally charged at 35.64% of a company’s assessable profit. The Company’s subsidiaries incorporated in Japan are subject to Japanese enterprises income tax at the applicable tax rates on the taxable income as reported in their Japanese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

The Company is governed by the Income Tax Law of Japan as well as Tokyo Local Income Tax Law (“the Income Tax Laws”). Under the Income Tax Laws, Corporations in Tokyo, Japan are generally subject to an income tax at an effective rate of 35.64% on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply.

For the period ended January 31, 2015 and January 31, 2014, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $61,800 and $37,000 as of January 31, 2015 and January 31, 2014 and will expire beginning in the year 2035. Annual use of the net operating loss may be limited by Internal Revenue Code Section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 35.64% of significant items comprising our net deferred tax amount is as follows:

	January 31, 2015	January 31, 2014

Deferred tax asset attributable to
Net operating loss carryover	38,400	12,600
Valuation allowance	(38,400)	(12,600)

Net deferred tax assets	$-	$-	$

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective year:

	January 31, 2015	January 31, 2014
Current JPY: US$1 exchange rate	117.44	102.03
Average JPY: US$1 exchange rate	106.70	98.89

Net loss per common share.

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2015 and 2014.

STOCK-BASED COMPENSATION

The Company adopted FASB guidance on stock based compensation upon inception at September 11, 2012. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock options issued for services from inception through January 31, 2015.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The company has limited operations and is considered to be in the growth stage. In the year ended January 31, 2015, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a growth stage company and has few current revenue sources. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - STOCKHOLDER’S EQUITY

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

NOTE 5 - RELATED-PARTY TRANSACTIONS

As of January 31, 2014 the company had a related-party payable in the amount of $29,815 to its sole officer and director.

During the period ended January 31, 2014, the Company purchased products in the amount of $5,772 from TOA Tsukiji Suisan Co., Ltd, a Japan Corporation (“TOA Tsukiji”) which Hajime Abe was the beneficial shareholder.

During the period ended January 31, 2014, the Company sold products in the amount of $7,504 to Toshoan Restaurant which Hajime Abe was the beneficial owner.

As of January 31, 2015, the Company had trade payables of $39,339 from TOA Tsukiji.

As of January 31, 2015 the company had a related-party payable in the amount of $53,597 to its CEO and director. The loan payable is due on demand and non-interest bearing.

During the period ended January 31, 2015, the Company purchased products in the amount of $43,300 from TOA Tsukiji.

During the period ended January 31, 2015, the Company sold products in the amount of $51,172 to Toshoan Restaurant but it will not be recorded as revenue until collection occurs.

-F7-

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

As of January 31, 2015, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2015, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses. Inasmuch as we only have one individuals serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a audit committee, and ineffective controls over period end financial disclosure and reporting processes. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended January 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company and TOA Fishery are provided below:

NAME	AGE	POSITION
Hajime Abe	62	President, Chief Executive Officer, and Director
Shunji Fukumoto	54	Secretary and Chief Financial Officer

Hajime Abe

Mr. Hajime Abe began his career in 1969 as an employee of Nissan Motor Company as a car salesman. Following this, in 1974, he incorporated Abe Motor Sales Co., Ltd., a Japan Corporation. A decade later in 1989, he incorporated Koa Commerce Co., Ltd., a Japan Corporation and in 1993 incorporated another Japanese company known as World Liberty Co., Ltd. More recently, in 2007 Mr. Abe incorporated the Japanese company IKL Holdings Co., Ltd. and in 2010 was appointed as President and Director of Oidon Co., Ltd, a Wyoming Corporation that he recently resigned from July of 2012. On January 22, 2013, he was appointed as Director, President, Secretary and Treasurer of TOA Holdings, Inc., a Delaware Corporation. On January 28, 2013, he incorporated TOA Shoko Japan Co., Ltd., a Japan Corporation which became wholly owned company of TOA Holdings, Inc. and was appointed as Director and President of TOA Shoko Japan Co., Ltd.. On January 28, 2013, he was appointed as the Chairman of Dong A Sang Gong Co., Ltd., a Korean Corporation. On July 2, 2013, he was appointed as the chairman of BJK Global LTD., a Bangladesh Corporation. On June 20, 2013, he was appointed as Director, President, Secretary and Treasurer of Toshoan Holdings, Inc., a Delaware Corporation. On October 10, 2013, he incorporated Tsukiji TOA Suisan Co., Ltd., a Japan Corporation. On October 10, 2013, he became the owner of Toshoan Restaurant. Tsukiji is a Japanese company that catches tuna in the Pacific Ocean and sells them to wholesale distributors at port. Toshoan Restaurant is a restaurant located in Japan that serves customers a variety of fish products, tuna, and other items.  On October 31, 2013, he incorporated TOA Fishery Co., Ltd., a Japan Corporation which became wholly owned company of Toshoan Holdings, Inc. and was appointed as Director and President of TOA Fishery Co., Ltd.. On December 3, 2013, he was appointed as Director, Secretary and Treasurer of TOA Optical Tech, Inc., a Delaware Corporation. On June 2, 2014, he incorporated TOA Hikari Giken Co., Ltd., a Japan Corporation and was appointed as Director of TOA Hikari Giken Co., Ltd.

As of June 9, 2014, his occupation and employment are as follows:

Company	State/Country	Position	Date of appointment	Notes
TOA Holdings, Inc	Delaware	Director, President, Secretary and Treasurer	January 22, 2013	Beneficial owner
TOA Shoko Japan Co., Ltd.	Japan	Director and President	January 28, 2013	Wholly owned company of TOA Holdings, Inc.
Dong A Sang Gong Co., Ltd	Korea	Chairman	January 28, 2013
BJK Global LTD.	Bangladesh	Chairman	July 2, 2013
Toshoan Holdings, Inc.	Delaware	Director, President, Secretary and Treasurer	June 20, 2013	Beneficial owner
Tsukiji TOA Suisan Co., Ltd.	Japan	Beneficial owner	October 10, 2013
Toshoan Restaurant	Japan	Beneficial owner	October 10, 2013
TOA Fishery Co., Ltd.	Japan	Director and President	October 31, 2013	Wholly owned company of Toshoan Holdings, Inc.
TOA Optical Tech, Inc.	Delaware	Director, Secretary and Treasurer	December 3, 2013	Beneficial owner
TOA Hikari Giken Co., Ltd.	Japan	Director and President	June 2, 2014	Beneficial owner

Shunji Fukumoto

Mr. Shunji Fukumoto was born November 5, 1959 and graduated from Kagoshima Oguchi High School in 1978. That same year he joined Sumitomo Mitsui Banking Corporation. A few years later in 1984 he joined Citycorp. About a decade later in 1996 he then joined the tax accountant office and in 2006 he Incorporated Sanwa Security Service Co., Ltd. (currently). On June 25, 2014 he was also appointed Secretary of TOA Holdings, Inc., a position he continues to serve today. On September 25, 2014 he was appointed Secretary of Toshoan Holdings, Inc., a position he also currently holds today as well. On October 16, 2014 Mr. Fukumoto was appointed Chief Financial Officer of Toshoan Holdings, Inc.

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
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Item 11. Executive Compensation.

Summary Compensation Table:

Name and principal position (a)	Year ended January 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Hajime Abe, President	2014(1)	-	-	5,100 (2)	-	-	-	-	$5,100
Hajime Abe, President	2015	-	-	-	-	-	-	-	$-
Shunji Fukumoto, CFO	2015	-	-	-	-	-	-	-	$-

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

The table below summarizes all compensation of our directors as of January 31, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of January 31, 2015, the Company has 70,000,000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On June 20, 2013, Hajime Abe entered into a Share Purchase Agreement with Jeffrey DeNunzio. Pursuant to this Agreement, Mr. DeNunzio transferred to Hajime Abe, 20,000,000 shares of our common stock, which represents all of our issued and outstanding shares. Commensurate with this agreement, Jeffrey DeNunzio forgave the company’s debt, which at the time was in the amount of $2,244.

On December 2, 2013, the Company issued 1,000,000 shares of Series A preferred stock valued at $100 to Hajime Abe as director’s compensation.

On December 2, 2013, the Company issued 50,000,000 shares of restricted common stock valued at $5,000 to Hajime Abe as director’s compensation.

As of January 31, 2014 the company had a related-party payable in the amount of $29,815 to its sole officer and director.

As of January 31, 2015 the company had a related-party payable in the amount of $49,686 to its CEO and director. The loan payable is due on demand and non-interest bearing.

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

During the period ended January 31, 2014, TOA Fishery purchased products in the amount of $5,772 from TOA Tsukiji Suisan Co., Ltd, a Japan Corporation (“TOA Tsukiji”) which Hajime Abe was the beneficial shareholder.

During the period ended January 31, 2014, TOA Fishery sold products in the amount of $7,504 to Toshoan Restaurant which Hajime Abe was the beneficial owner.

As of January 31, 2015, TOA Fishery had trade payables of $39,339 from TOA Tsukiji.

During the period ended January 31, 2015, TOA Fishery purchased products in the amount of $43,300 from TOA Tsukiji.

During the period ended January 31, 2015, TOA Fishery sold products in the amount of $51,172 to Toshoan Restaurant.

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

		2015	2014
Audit fees	Messineo & Co CPAs, LLC.		$750
	MaloneBailey, LLP	$6,900	$10,850
Audit related fees	MaloneBailey, LLP	$9,635
Tax fees
All other fees

Total		$16,535	$11,600

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

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended January 31, 2015. (2)

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended January 31, 2015. (2)

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 7, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Toshoan Holdings Inc.

(Registrant)

By: /s/ Hajime Abe

Name: Hajime Abe

President, CEO

Dated: May 1, 2015

By: /s/ Shunji Fukumoto

Name: Shunji Fukumoto

Secretary, CFO

Dated: May 1, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Hajime Abe

Name: Hajime Abe

President, CEO

Dated: May 1, 2015

By: /s/ Shunji Fukumoto

Name: Shunji Fukumoto

Secretary, CFO

Dated: May 1, 2015