Form 10-Q
period 2015-04-30
Toshoan Holdings, Inc.
filed 2015-06-19
CIK 1567860

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2015

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

As of  June 19, 2015, there were approximately 70,000,000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets at April 30, 2015 (Unaudited) and July 31, 2014	F2

Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended April 30, 2015 and 2014 (Unaudited)	F3

Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2015 and 2014 (Unaudited)	F4

Notes to the Unaudited Financial Statements	F5

-F1-

TOSHOAN HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	April 30, 2015	January 31, 2015

ASSETS
Current Assets

TOTAL CURRENT ASSETS	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Trade Payables - Related party	$38,702	$39,339
Accrued expenses	$3,000	$10,515
Tax Payables	$-	$1,137
Loan from director	$68,208	$53,597

TOTAL CURRENT LIABILITIES	$109,910	$104,588

TOTAL LIABILITIES	$109,910	$104,588

Shareholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized,
1,000,000 share and none issued and outstanding as of April 30, 2015 and January 31, 2015)	$100	$100
Common stock ($.0001 par value, 500,000,000 shares authorized,
70,000,000 shares shares issued and outstanding as of April 30, 2015 and January 31, 2015)	$7,000	$7,000
Additional paid-in capital	$2,610	$2,610
Subscriptions receivables	$(2,676)	$(2,676)
Accumulated deficit	$(125,096)	$(118,323)
Accumulated other comprehensive income
Foreign currency translation	$8,152	$6,701

TOTAL SHAREHOLDERS' DEFICIT	$(109,910)	$(104,588)

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F2-

TOSHOAN HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months	Three months
	Ended	Ended
	April 30, 2015	April 30, 2014

Revenues - Related party	$-	$21,110
Cost of revenues - Related party	-	15,833

Gross profit	$-	$5,277

General and Administrative Expenses
General and administrative expenses	6,773	11,834

Total Expenses	$6,773	11,834

NET INCOME (LOSS)	$(6,773)	$(6,557)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$1,451	$25

TOTAL COMPREHENSIVE INCOME (LOSS)	$(5,322)	$(6,532)

WEIGHTED AVERAGE SHARES OUTSTANDING	70,000,000	70,000,000

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F3-

TOSHOAN HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three months	Three months
	Ended	Ended
	April 30, 2015	April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,773)	$(6,557)
Trade receivables - Related party	-	(21,126)
Trade payables - Related party	(636)	15,845
Tax payables	(1,137)	-
Accrued expenses	(7,515)	(4,672)

Net cash provided by (used in) operating activities	$(16,061)	$(16,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	$14,611	$16,314
Decrease (increase) of Subscription receivables	-	171

Net cash provided by (used in) financing activities	$14,611	16,485

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	$-	$-

Net effect of exchange rate changes on cash	$1,451	$25
Net Change in Cash and Cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	-	-

SUPPLEMENTAL INFORMATION
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

TOSHOAN HOLDINGS, INC

NOTES TO Consolidated FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Toshoan Holdings, Inc. (the “Company”), a growth company, was incorporated under the laws of the State of Delaware on January 24, 2013, with an objective to acquire, or merge with, an operating business. As of April 30, 2015, the Company conducts a trading business through TOA FISHERY CO., LTD., Japanese Corporation, which is our wholly owned subsidiary. Our business is engaged in a range of global business activities including the worldwide trading of food products.

The accompanying unaudited Consolidated  financial statements of Toshoan Holdings, Inc. (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been Consolidated or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended January 31, 2015.

The results of operations for the three months period ended April 30, 2015 are not necessarily indicative of the results for the full fiscal year ending January 31, 2016.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

At April 30, 2015, the Company owed a related party in the amount of $68,208 to Hajime Abe, sole director, for payment of the Company’s expenses.

At April 30, 2015, the Company has $38,702 of related party trade payable due to Tsukiji Toa Suisan Co., Ltd. for the amount of cost of goods sold. Hajime Abe is a shareholder of Tsukiji Toa Suisan Co., Ltd.

-F5-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our cash balance is $0 as of April 30, 2015. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Hajime Abe, our President and Director, who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Hajime Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

As of April 30, 2015, the end of the period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2015, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses. Inasmuch as we only have one individuals serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review, resulting in several audit adjustments related to derivative accounting, accounting of the Company’s convertible debt instruments, and write-off of assets. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended April 30, 2015. (2)

31.2	Certification of the Company’s Principal Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended April 30, 2015. (2)

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 7, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Toshoan Holdings Inc.

(Registrant)

By: /s/ Hajime Abe

Name: Hajime Abe

President, Chief Executive Officer

Dated : June 19, 2015

By: /s/ Shunji Fukumoto

Name: Shunji Fukumoto

Secretary, Chief Financial Officer

Dated : June 19, 2015